Form 10-K
period 2006-12-31
CIT EQUIPMENT COLLATERAL 2006-VT2
filed 2007-04-02
CIK 1381219

OMB APPROVAL
OMB Number:	3235-0063
Expires:	April 30, 2009
Estimated average burden
hours per response . . .	2,196.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number of issuing entity 333-122288-04

CIT Equipment Collateral 2006-VT2
(Exact name of issuing entity as specified in its charter)

Commission file number of registrant/depositor 000-30501

CIT Funding Company, LLC
(Exact name of registrant/depositor as specified in its charter)

CIT Financial USA, Inc.
(Exact name of sponsor as specified in its charter)

Delaware	22-3634034
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o The Bank of New York (Delaware), 100 White Clay Center, Route 273, Post Office Box 6995, Newark, Delaware	19711 (Zip Code)
(Address of principal executive offices)

Issuing entity’s telephone number, including area code (302) 283-8905

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☒ No

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act from their obligations under those Sections.

Exhibit Index Appears on Page 8.

SEC 1673 (11-06)	Persons who respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes ☐ No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

          Note.— If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

Not Applicable.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☐ Yes ☐ No

Not Applicable.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

          Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not Applicable.

DOCUMENTS INCORPORATED BY REFERENCE

          List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

          None.

PART I

Item lB. Unresolved Staff Comments.

None.

Item 1112(b) of Regulation AB. Significant Obligor Financial Information.

Not Applicable.

Item 1114(b)(2) and Item 1115(b) of Regulation AB. Significant Enhancement Provider Financial Information.

Not Applicable.

Item 1117 of Regulation AB. Legal Proceedings.

There are no legal proceedings pending, or any proceedings known to be contemplated by governmental authorities against the servicer, the depositor, any of the sub-servicers, the indenture trustee, the owner trustee or the issuing entity, or any property thereof, that are material to holders of the notes. The foregoing statements, insofar as they relate to Dell Financial Services, L.P., DFS-SPV, L.P., Deutsche Bank Trust Company America or The Bank of New York (Delaware), are based on information provided by such entities. The registrant/depositor and the issuing entity have no reason to believe that such information is false, inaccurate or incomplete.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

CIT Funding Company, LLC, the registrant/depositor, holds all of the ownership interest in CIT Equipment Collateral 2006-VT2, the issuing entity. CIT Funding Company, LLC is a direct wholly-owned subsidiary of CIT Financial USA, Inc., the sponsor and servicer, and an indirect wholly-owned subsidiary of CIT Group Inc. CIT Communications Finance Corporation and CIT Technology Financing Services, Inc., which are originators and subservicers, and CIT Financial USA, Inc. are indirect wholly-owned subsidiaries of CIT Group Inc.

CIT Funding Company, LLC, the registrant/depositor, holds all of the ownership interest in CIT Equipment Trust – VFC Series, an originator. CIT Funding Company, LLC established CIT Equipment Trust – VFC Series to finance contracts and related equipment interests through a warehouse receivables securitization facility.

Dell Financial Services L.P. an originator and subservicer, holds all of the ownership interest in DFS-SPV L.P., an originator and subservicer. Although DFS-SPV L.P. is acting as a subservicer, it has delegated all subservicing operations, functions and activities to Dell Financial Services L.P. with respect to pool assets originated by Dell Financial Services L.P. CIT Group Inc. holds 30% and Dell, Inc. holds 70% of the ownership interest in Dell Financial Services L.P. Pursuant to certain arrangements, CIT Financial USA, Inc. regularly purchases finance receivables from Dell Financial Services L.P. through DFS-SPV L.P.

Please see the Prospectus Supplement, dated November 14, 2006, and the Prospectus, dated November 13, 2006, previously filed with the Securities and Exchange Commission (the “Commission”) with respect to the registrant/depositor pursuant to Rule 424(b)(5) of the Act and with respect to the issuing entity, in each case, on November 21, 2006 for further information about the foregoing affiliations, relationships and transactions. Except as set forth in the Prospectus Supplement and Prospectus, there are no material business relationships, agreements, arrangements, transactions, or understandings between the registrant/depositor or issuing entity and any of their affiliates, including the servicer, the sponsor or any originators, which would have a material adverse effect on the pool assets or the notes.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

          (a)(i) CIT Financial USA, Inc. (“CIT-FUSA”) has assessed its compliance as of December 31, 2006 and for the twelve-month period ending December 31, 2006 (the “Reporting Period”) with the servicing criteria set forth in Item 1122(d) of Regulation AB (17 CFR 229.1122(d)), except for Items 1122(d)(1)(ii) (to the extent such item is performed, in part, by subservicers), 1122(d)(1)(iii), 1122(d)(1)(iv), 1122(d)(2)(i) (to the extent such item is performed, in part, by subservicers), 1122(d)(2)(ii) (to the extent that such item relates to (A) the actual disbursement or remittance of funds to investors which is performed by the indenture trustee and (B) disbursements on behalf of an obligor, and to the extent such item is performed, in part, by subservicers), 1122(d)(2)(iii) (to the extent that such item relates to guarantees regarding collections, cash flows or distributions, and to the extent such item is performed, in part, by subservicers), 1122(d)(2)(v) (to the extent such item is performed, in part, by subservicers), 1122(d)(2)(vi), 1122(d)(2)(vii) (to the extent such item is performed, in part, by subservicers), 1122(d)(3)(i) (to the extent that such item relates to agreement with investors’ or the trustee’s records as to the total unpaid principal balance and number of pool assets serviced), 1122(d)(3)(ii) (to the extent that such item relates to the actual disbursement or remittance of funds to investors which is performed by the indenture trustee), 1122(d)(3)(iii) (to the extent that such item relates to the actual disbursement or remittance of funds to investors which is performed by the indenture trustee, and to the extent such item is performed, in part, by subservicers), 1122(d)(4)(iii) (to the extent such item is performed, in part, by subservicers), 1122(d)(4)(v) (to the extent such item is performed, in part, by subservicers), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi), 1122(d)(4)(xii), 1122(d)(4)(xiii), 1122(d)(4)(xiv) (to the extent such item is performed, in part, by subservicers) and 1122(d)(4)(xv) of such regulation, which CIT-FUSA has determined are not applicable to the servicing activities CIT-FUSA performs with respect to the asset-backed securities platform which is described in CIT-FUSA’s Report on Assessment of Compliance with Servicing Criteria (the “CIT-FUSA Applicable Servicing Criteria”).

          (a)(ii) As more fully described in the related documents referred to below, CIT-FUSA has complied, in all material respects, as of December 31, 2006 and during the Reporting Period with the CIT-FUSA Applicable Servicing Criteria.

          (a)(iii) The following documents relating to the foregoing statements are filed as part of this report on Form 10-K:

Exhibit No.	Description of Document:

33.1	Report on Assessment of Compliance with Servicing Criteria (CIT Financial USA, Inc.).
34.1	Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).

          (b)(i) CIT Communications Finance Corporation (“CIT-CFC”) has assessed its compliance as of December 31, 2006 and for the Reporting Period with the servicing criteria set forth in Item 1122(d) of Regulation AB (17 CFR 229.1122(d)), except for Items 1122(d)(1)(i), 1122(d)(1)(iii), 1122(d)(1)(iv), 1122(d)(2)(ii) (to the extent that such item relates to (A) the actual disbursement or remittance of funds to investors which is performed by the indenture trustee and (B) disbursements on behalf of an obligor), 1122(d)(2)(iii) (to the extent that such item relates to guarantees regarding collections, cash flows or distributions), 1122(d)(2)(iv), 1122(d)(2)(vi), 1122(d)(3)(i), 1122(d)(3)(ii), 1122(d)(3)(iii) (to the extent that such item relates to the actual disbursement or remittance of funds to investors which is performed by the indenture trustee), 1122(d)(3)(iv), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi), 1122(d)(4)(xii), 1122(d)(4)(xiii) and 1122(d)(4)(xv) of such regulation, which CIT-CFC has determined are not applicable to the servicing activities CIT-CFC performs with respect to the asset-backed securities platform which is described in CIT-CFC’s Report on Assessment of Compliance with Servicing Criteria (the “CIT-CFC Applicable Servicing Criteria”).

          (b)(ii) As more fully described in the related documents referred to below, CIT-CFC has complied, in all material respects, as of December 31, 2006 and during the Reporting Period with the CIT-CFC Applicable Servicing Criteria.

          (b)(iii) The following documents relating to the foregoing statements are filed as part of this report on Form 10-K:

Exhibit No.	Description of Document:

33.2	Report on Assessment of Compliance with Servicing Criteria (CIT Communications Finance Corporation).
34.2	Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).

          (c)(i) CIT Technology Financing Services, Inc. (“CIT-TFS”) has assessed its compliance as of December 31, 2006 and for the Reporting Period with the servicing criteria set forth in Item 1122(d) of Regulation AB (17 CFR 229.1122(d)), except for Items 1122(d)(1)(i), 1122(d)(1)(iii), 1122(d)(1)(iv), 1122(d)(2)(ii) (to the extent that such item relates to (A) the actual disbursement or remittance of funds to investors which is performed by the indenture trustee and (B) disbursements on behalf of an obligor), 1122(d)(2)(iii) (to the extent that such item relates to guarantees regarding collections, cash flows or distributions), 1122(d)(2)(iv), 1122(d)(2)(vi), 1122(d)(3)(i), 1122(d)(3)(ii), 1122(d)(3)(iii) (to the extent that such item relates to the actual disbursement or remittance of funds to investors which is performed by the indenture trustee), 1122(d)(3)(iv), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi), 1122(d)(4)(xii), 1122(d)(4)(xiii) and 1122(d)(4)(xv) of such regulation, which CIT-TFS has determined are not applicable to the servicing activities CIT-TFS performs with respect to the asset-backed securities platform which is described in CIT-TFS’s Report on Assessment of Compliance with Servicing Criteria (the “CIT-TFS Applicable Servicing Criteria”).

          (c)(ii) As more fully described in the related documents referred to below, CIT-TFS has complied, in all material respects, as of December 31, 2006 and during the Reporting Period with the CIT-TFS Applicable Servicing Criteria, except for the following:

1.     Item 1122(d)(2)(vii): Reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations: (A) are mathematically accurate; (B) are prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements; (C) are reviewed and approved by someone other than the person who prepared the reconciliation; and (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the transaction agreements.

Certain reconciling items in bank clearing accounts were not resolved within 90 days of their original identification. There is no alternative standard in the transaction agreements.

                    [List all instances of material non-compliance with applicable servicing criteria].

          (c)(iii) The following documents relating to the foregoing statements are filed as part of this report on Form 10-K:

Exhibit No.	Description of Document:

33.3	Report on Assessment of Compliance with Servicing Criteria (CIT Technology Financing Services, Inc.).
34.3	Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).

          (d)(i) Dell Financial Services L.P. and DFS-SPV L.P. (collectively, “DFS”) have assessed their compliance as of December 31, 2006 and during the Reporting Period with the servicing criteria set forth in Item 1122(d) of Regulation AB (17 CFR 229.1122(d)), except for Items 1122(d)(1)(i), 1122(d)(1)(iii), 1122(d)(1)(iv), 1122(d)(2)(ii), 1122(d)(2)(iii), 1122(d)(2)(iv), 1122(d)(2)(vi), 1122(d)(3)(i), 1122(d)(3)(ii), 1122(d)(3)(iii), 1122(d)(3)(iv), 1122(d)(4)(iii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi), 1122(d)(4)(xii), 1122(d)(4)(xiii) and 1122(d)(4)(xv) of such regulation, which DFS has determined are not applicable to the servicing activities DFS performs with respect to the asset-backed securities platform which is described in DFS’s Report on Assessment of Compliance with Servicing Criteria (the “DFS Applicable Servicing Criteria”).

          (d)(ii) As more fully described in the related documents referred to below, DFS states that it has complied, in all material respects, as of December 31, 2006 and during the Reporting Period with the DFS Applicable Servicing Criteria, except for the following:

          1.         Item 1122(d)(2)(i): Payments on pool assets are deposited into the appropriate custodial bank accounts and related bank clearing accounts no more than two business days of receipt, or such other number of days specified in the transaction agreements.

The Subservicer noted certain customer payments that were not deposited within two business days. There is no alternative standard in the transaction agreement.

          2.         Item 1122(d)(2)(vii): Reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations: (A) are mathematically accurate; (B) are prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements; (C) are reviewed and approved by someone other than the person who prepared the reconciliation; and (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the transaction agreements.

The Subservicer noted certain reconciling items that were not resolved within 90 calendar days of original identification. There is no alternative standard in the transaction agreement.

          3.         Item 1122(d)(4)(vii): Loss mitigation or recovery actions (e.g., forbearance plans, modifications and deeds in lieu of foreclosure, foreclosures and repossessions, as applicable) are initiated, conducted and concluded in accordance with the timeframes or other requirements established by the transaction agreements.

The Subservicer noted certain loss mitigation or recovery actions that were not initiated, conducted or concluded in accordance with the required timeframes established under the transaction agreement.

          4.         Item 1122(d)(4)(viii): Records documenting collection efforts are maintained during the period a pool asset is delinquent in accordance with the transaction agreements. Such records are maintained on at least a monthly basis, or such other period specified in the transaction agreements, and describe the entity’s activities in monitoring delinquent pool assets including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is deemed temporary (e.g., illness or unemployment).

The Subservicer noted certain collection activities that were not maintained during the Reporting Period the pool asset was delinquent.

          (d)(iii) The following documents relating to the foregoing statements are filed as part of this report on Form 10-K:

Exhibit No.	Description of Document:

33.4	Certification Regarding Compliance with Applicable Servicing Criteria (Dell Financial Services L.P. and DFS-SPV L.P.).
34.4	Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).

          (e)(i) Deutsche Bank Trust Company Americas (“Deutsche Bank”) has assessed its compliance as of December 31, 2006 and during the twelve months ended December 31, 2006 with the servicing criteria set forth in Item 1122(d) of Regulation AB (17 CFR 229.1122(d)), except for Items 1122(d)(2)(iii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(vi), 1122(d)(4)(vii), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi), 1122(d)(4)(xii), 1122(d)(4)(xiii) and 1122(d)(4)(xiv) of such regulation, which Deutsche Bank has determined are not applicable to the servicing activities Deutsche Bank performs with respect to the asset-backed securities platform which is described in Deutsche Bank’s Management’s Assertion of Compliance (the “Deutsche Bank Applicable Servicing Criteria”).

          (e)(ii) As more fully described in the related documents referred to below, Deutsche Bank states that it has complied, in all material respects, as of December 31, 2006 and during the twelve months ended December 31, 2006 with the Deutsche Bank Applicable Servicing Criteria.

          (e)(iii) The following documents relating to the foregoing statements are filed as part of this report on Form 10-K:

Exhibit No.	Description of Document:

33.5	Management’s Assertion of Compliance (Deutsche Bank Trust Company Americas).
34.5	Report of Independent Registered Public Accounting Firm (KPMG LLP).

          (e)(iv) Please note that the registrant/depositor and the issuing entity have determined that Deutsche Bank is neither a servicer for purposes of Item 1101(j) of Regulation AB (17 CFR 229.1101(j)) and Interpretation 3.01 of the Commission’s Division of Corporate Finance Manual of Publicly Available Telephone Interpretations (the “Telephone Interpretations”) and Item 1123 of Regulation AB (17 CFR 229.1123) nor a party participating in the servicing function for purposes of Item 1122 of Regulation AB (17 CFR 229.1122) and Interpretation 12.01 of the Telephone Interpretations. The registrant/depositor and the issuing entity believe that Deutsche Bank is not required to provide either a servicer assessment and attestation under Item 1122 of Regulation AB (17 CFR 229.1122) or a servicer compliance statement under Item 1123 of Regulation AB (17 CFR 229.1123). Deutsche Bank has furnished to the registrant/depositor and the issuing entity its Management’s Assertion of Compliance and related Report of Independent Registered Public Accounting Firm from KPMG LLP. These documents are filed as part of this report on Form 10-K.

          Pursuant to Interpretation 15.02 of the Telephone Interpretations, the registrant/depositor is not incorporating by reference into its Registration Statement on Form S-3 (File No. 333-122288) the Reports of Independent Registered Public Accounting Firm of PricewaterhouseCoopers LLP filed as part of this report on Form 10-K as Exhibits 34.1, 34.2, 34.3 and 34.4 or the Report of Independent Registered Public Accounting Firm of Ernst & Young LLP filed as part of this report on Form 10-K as Exhibit 34.5.

Item 1123 of Regulation AB. Servicer Compliance Statement.

          The following documents are filed as part of this report on Form 10-K in accordance with Item 1123 of Regulation AB (17 CFR 229.1123):

Exhibit No.	Description of Document:

35.1	Servicer Compliance Statement of CIT Financial USA, Inc.
35.2	Servicer Compliance Statement of CIT Communications Finance Corporation.
35.3	Servicer Compliance Statement of CIT Technology Financing Services, Inc.
35.4	Servicer Compliance Statement of Dell Financial Services L.P. and DFS-SPV L.P.

PART II

Item 9B. Other Information.

None.

PART III

***

PART IV

Item 15. Exhibits, Financial Statement Schedules.

          (a)(1) Not Applicable.

          (a)(2) Not Applicable.

          (a)(3) The following documents are filed as exhibits to this report on Form 10-K:

Exhibit No.	Description of Document:

31.1	Certification Pursuant to Rule 15d-14(d).
33.1	Report on Assessment of Compliance with Servicing Criteria (CIT Financial USA, Inc.).
33.2	Report on Assessment of Compliance with Servicing Criteria (CIT Communications Finance Corporation).
33.3	Report on Assessment of Compliance with Servicing Criteria (CIT Technology Financing Services, Inc.).
33.4	Certification Regarding Compliance with Applicable Servicing Criteria (Dell Financial Services L.P. and DFS-SPV L.P.).
33.5	Management’s Assertion of Compliance (Deutsche Bank Trust Company Americas).
34.1	Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).

34.2	Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).
34.3	Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).
34.4	Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).
34.5	Report of Independent Registered Public Accounting Firm (KPMG LLP).
35.1	Servicer Compliance Statement of CIT Financial USA, Inc.
35.2	Servicer Compliance Statement of CIT Communications Finance Corporation.
35.3	Servicer Compliance Statement of CIT Technology Financing Services, Inc.
35.4	Servicer Compliance Statement of Dell Financial Services L.P. and DFS-SPV L.P.

          In addition, the following documents are incorporated by reference as exhibits into this report on Form 10-K under Rule 12b-32 (17 CFR 240.12b-32):

Exhibit No.	Description of Document:

3(i).1

Amended and Restated Trust Agreement dated as of October 1, 2006 between CIT Funding Company, LLC, as Depositor, and The Bank of New York (Delaware), as Owner Trustee, filed with the Commission as Exhibit 4.2 to the report on Form 8-K, dated November 22, 2006, with respect to the registrant/depositor and with respect to the issuing entity, in each case, on November 28, 2006.

3(i).2

Certificate of Trust of CIT Equipment Collateral 2006-VT2, filed with the Office of the Secretary of State of the State of Delaware on November 2, 2006, a form of which was filed with the Commission as Exhibit B to Exhibit 3(i).1 above.

4.1

Indenture dated as of October 1, 2006 between CIT Equipment Collateral 2006-VT2 and Deutsche Bank Trust Company Americas, as Indenture Trustee, filed with the Commission as Exhibit 4.1 to the report on Form 8-K, dated November 22, 2006, with respect to the registrant/depositor and with respect to the issuing entity, in each case, on November 28, 2006.

4.2

Pooling and Servicing Agreement dated as of October 1, 2006 among CIT Equipment Collateral 2006-VT2, as Trust, CIT Funding Company, LLC, as Depositor, and CIT Financial USA, Inc., as Servicer, filed with the Commission as Exhibit 4.3 to the report on Form 8-K, dated November 22, 2006, with respect to the registrant/depositor and with respect to the issuing entity, in each case, on November 28, 2006.

10.1

Administration Agreement dated as of October 1, 2006 among CIT Equipment Collateral 2006-VT2, as Issuer, CIT Financial USA, Inc., as Administrator, CIT Funding Company, LLC, as Depositor, and Deutsche Bank Trust Company Americas, as Indenture Trustee, filed with the Commission as Exhibit 10.1 to the report on Form 8-K, dated November 22, 2006, with respect to the registrant/depositor and with respect to the issuing entity, in each case, on November 28, 2006.

          (b) The issuing entity filed with the Commission during the period covered by this report on Form 10-K (i) two (2) Current Reports on Form 8-K, dated November 22, 2006 and March 19, 2007, respectively; and (ii) one (1) Asset-Backed Issuer Distribution Report on Form 10-D, dated December 27, 2006.

          (c) Not Applicable.

          The Exhibits required to be filed pursuant to Form 10-K and Item 601 of Regulation S-K (17 CFR 229.601) are listed above and in the Exhibit Index that immediately follows the signature hereto.

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders and the registrant/depositor and the issuing entity do not presently contemplate sending any such materials to security holders subsequent to the filing of this report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuing entity has duly caused this report to be signed by the servicer on its behalf by the undersigned, thereunto duly authorized.

CIT EQUIPMENT COLLATERAL 2006-VT2
(Issuing entity)

Date: March 30, 2007	BY:	CIT Financial USA, Inc., as Servicer
(Servicer)

	BY:	/s/ Mark A. Carlson

(Signature)
		Name:	Mark A. Carlson
		Title:	Senior Vice President – Corporate Treasury
(senior officer in charge of servicing function of servicer)

EXHIBIT INDEX:

Exhibit Number:	Description of Document:

3(i).1

Amended and Restated Trust Agreement dated as of October 1, 2006 between CIT Funding Company, LLC, as Depositor, and The Bank of New York (Delaware), as Owner Trustee, filed with the Commission as Exhibit 4.2 to the report on Form 8-K, dated November 22, 2006, with respect to the registrant/depositor and with respect to the issuing entity, in each case, on November 28, 2006.***

3(i).2

Certificate of Trust of CIT Equipment Collateral 2006-VT2, filed with the Office of the Secretary of State of the State of Delaware on November 2, 2006, a form of which was filed as Exhibit B to Exhibit 3(i).1 above.***

4.1

Indenture dated as of October 1, 2006 between CIT Equipment Collateral 2006-VT2 and Deutsche Bank Trust Company Americas, as Indenture Trustee, filed with the Commission as Exhibit 4.1 to the report on Form 8-K, dated November 22, 2006, with respect to the registrant/depositor and with respect to the issuing entity, in each case, on November 28, 2006.***

4.2

Pooling and Servicing Agreement dated as of October 1, 2006 among CIT Equipment Collateral 2006-VT2, as Trust, CIT Funding Company, LLC, as Depositor, and CIT Financial USA, Inc., as Servicer, filed with the Commission as Exhibit 4.3 to the report on Form 8-K, dated November 22, 2006, with respect to the registrant/depositor and with respect to the issuing entity, in each case, on November 28, 2006.***

10.1

Administration Agreement, dated October 1, 2006, among CIT Equipment Collateral 2006-VT2, as Issuer, CIT Financial USA, Inc., as Administrator, CIT Funding Company, LLC, as Depositor, and Deutsche Bank Trust Company Americas, as Indenture Trustee, filed with the Commission as Exhibit 10.1 to the report on Form 8-K, dated November 22, 2006, with respect to the registrant/depositor and with respect to the issuing entity, in each case, on November 28, 2006.***

31.1	Certification Pursuant to Rule 15d-14(d).

33.1	Report on Assessment of Compliance with Servicing Criteria (CIT Financial USA, Inc.).

33.2	Report on Assessment of Compliance with Servicing Criteria (CIT Communications Finance Corporation).

33.3	Report on Assessment of Compliance with Servicing Criteria (CIT Technology Financing Services, Inc.).

33.4	Certification Regarding Compliance with Applicable Servicing Criteria (Dell Financial Services L.P. and DFS-SPV L.P.).

33.5	Management’s Assertion of Compliance (Deutsche Bank Trust Company Americas).

34.1	Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).

34.2	Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).

34.3	Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).

34.4	Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).

34.5	Report of Independent Registered Public Accounting Firm (KPMG LLP).

35.1	Servicer Compliance Statement of CIT Financial USA, Inc.

35.2	Servicer Compliance Statement of CIT Communications Finance Corporation.

35.3	Servicer Compliance Statement of CIT Technology Financing Services, Inc.

35.4	Servicer Compliance Statement of Dell Financial Services L.P. and DFS-SPV L.P.

*** Document incorporated by reference as an exhibit into this report on Form 10-K under Rule 12b-32 (17 CFR 240.12b-32).